Form 10-K
ML REVOLVING HOME EQUITY LOAN TRUST 1997-1
filed 1998-03-30
CIK 1058673

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the fiscal year ended                             Commission file number
    December 27, 1997                                       33-84894
-------------------------                                  ----------



                    ML Revolving Home Equity Loan Trust 1997-1
          -------------------------------------------------------
          (Name of Trust Fund issuing ML Revolving Home Equity Loan
               Asset Backed Certificates, Series 1997-1)


                         MLCC Mortgage Investors, Inc.
           ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



           Delaware                                           59-3247986
---------------------------------                      -------------------
  (State or other jurisdiction                             (IRS employer
of incorporation or organization)                        identification no.)


   4802 Deer Lake Drive East
     Jacksonville, Florida                                    32246-6484
---------------------------------                       ------------------
    (Address of principal                                   (Zip code)
     executive offices)


     Registrant's telephone number, including area code:   (904) 928-6000

     Securities registered pursuant to Section 12(b) of the Act:    None

     Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

    Yes   x    No
        -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of the voting stock held by non-affiliates of the
Registrant:  None.


Number of shares of common stock of the Registrant outstanding as of December 27, 1997: Not applicable.

                     DOCUMENTS INCORPORATED BY REFERENCE


Documents in Part IV incorporated herein by reference are as follows:

A. Monthly statement sent to Certificateholders with the November 1997 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 1997.

B. Monthly statement sent to Certificateholders with the December 1997 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 1997.

C. AMBAC Assurance Corporation ("AMBAC") and Subsidiaries' audited consolidated financial statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, incorporated herein by reference as an exhibit to AMBAC's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1998.


                                    PART I


ITEM 1.   BUSINESS

          Not applicable.


ITEM 2.   PROPERTIES

          Not applicable.


ITEM 3.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings with respect to Merrill Lynch Credit Corporation (the "Master Servicer") or the Registrant, or to the best of our knowledge, the Trust Fund or Bankers Trust Company of California, N.A. (the "Trustee"), with respect to the Trust Fund, other than ordinary routine litigation, if any, incidental to the duties of the Trust Fund or of the Trustee, the Master Servicer or the Registrant under the Pooling and Servicing Agreement relating to the Certificates.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


                                   PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          (a) There is no established public trading market for the Certificates representing undivided interests in the pool established by the Registrant of home equity revolving credit line loans secured by mortgages on residential one- to four-family properties.


          (b) At December 27, 1997, the number of holders of record of the Certificates were as follows:
                                                         Number of

                                                       Record Holders
                                                       --------------
               Mortgage Loan Asset Backed
               Pass-Through Certificates,
               Series 1997-1                                20

          (c)  Not applicable.


ITEM 6.   SELECTED FINANCIAL DATA

          Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not applicable.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION

          Not applicable.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a)  Not applicable.

          (b)  Not applicable.

          (c)  Not applicable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a)  Not applicable.


                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


          (a)  (1)  Not applicable.

               (2)  Not applicable.

               (3)  The required exhibits are as follows:

                    Pooling and Servicing Agreement (Filed on November 14, 1997 as part of the Registrant's current report on Form 8-K).

                    Monthly statement sent to Certificateholders with the November 1997 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 1997.

                    Monthly statement sent to Certificateholders with the December 1997 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 1997.

                    Independent Accountants' Report on Management's Assertion About Compliance with Uniform Single Attestation Program Requirements for the year ended December 27, 1997.

                    AMBAC Assurance Corporation ("AMBAC") and Subsidiaries' audited consolidated financial statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 (the "AMBAC Financial Statements") incorporated herein by reference as an exhibit to AMBAC's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1998.

                    Consent of KPMG Peat Marwick LLP to incorporation by reference in this Form 10-K of their report dated January 29, 1998 on the AMBAC Financial Statements.

                    Officer's Certificate regarding Annual Statement as to Compliance of Merrill Lynch Credit Corporation is not currently available and will be subsequently filed as an exhibit to Form 8-K as soon as such certificate becomes available.

          (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

               Date Filed               Event Reported
               ----------               --------------

               January 14, 1997.        Monthly statement sent to
                                        Certificateholders with the
                                        November  1997 distribution.

               January 16, 1997.        Monthly statement sent to
                                        Certificateholders with the
                                        December  1997 distribution.

          (c)  Exhibits required to be filed by the Registrant pursuant to
               Item 601 of Regulation S-K are listed in the Exhibit Index immediately following the signature page hereof.


          (d)  Not applicable.


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                 SECURITIES PURSUANT TO SECTION 12 OF THE ACT


No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.


                              MLCC MORTGAGE INVESTORS, INC., as
                              Registrant and on behalf of the Trust Fund

                              /s/ ROBERT J. SMITH
                              __________________________________________
                              By:  Robert J. Smith
                                   Senior Vice President and
                                   Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




       Signature                                 Title                         Date
/s/ MICHAEL A. JOHNSTON                     President, Chief Executive             March 27, 1998
                                            Officer and Chairman of the Board
                                            of Directors

/s/ KEVIN O'HANLON                          Senior Vice President and              March 27, 1998
                                            Director

/s/ FRANCIS X. ERVIN, JR.                   Senior Vice President and              March 27, 1998
                                            Treasurer (principal financial
                                            officer and principal accounting
                                            officer)

/s/ STEVEN T. HARDY                         Vice President and Controller          March 27, 1998

/s/ THOMAS O. MCCONNELL                     Director                               March 27, 1998

/s/ EARLE C. TRAYNHAM                       Director                               March 27, 1998






                                EXHIBIT INDEX

Exhibit No.                                                              Page
-----------                                                              ---

   4                Pooling and Servicing Agreement (Filed
                    on November 14, 1997 as part of the
                    Registrant's current report on Form 8-K)  . . . . . .  *

   19.1             Report Furnished to Security-Holders
                    (Filed on January 14, 1997 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.2             Report Furnished to Security-Holders
                    (Filed on January 16, 1997 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   99.1             Independent Accountants' Report on
                    Management's Assertion About Compliance
                    with Uniform Single Attestation
                    Program Requirements for the year ended
                    December 27, 1997 . . . . . . . . . . . . . . . . .   10

   99.2             AMBAC Financial Statements
                    (Filed on March 27, 1998 as part of AMBAC's
                    current report on Form 8-K) . . . . . . . . . . . . .  *

   99.3             Consent of KPMG Peat Marwick LLP to incorporation
                    by reference in this Form 10-K of their report
                    dated January 29, 1998 on the AMBAC Financial
                    Statements. . . . . . . . . . . . . . . . . . . . . . 16



                                 Exhibit 99.1
                                 ------------


INDEPENDENT ACCOUNTANT'S REPORT ON
MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH
UNIFORM SINGLE ATTESTATION PROGRAM REQUIREMENTS

Merrill Lynch Credit Corporation and subsidiaries:

We have examined management's assertion about Merrill Lynch Credit Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single
                                                 --------------
Attestation Program for Mortgage Bankers (USAP) and maintenance of
----------------------------------------
adequate hazard insurance as required by investors as of and for the fiscal year ended December 26, 1997, included in the accompanying management assertion. Management is responsible for Merrill Lynch Credit Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Merrill Lynch Credit Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Merrill Lynch Credit Corporation's compliance with the minimum servicing standards.


All loans serviced by Merrill Lynch Credit Corporation under pooling and servicing agreements relating to mortgage pass-through certificates listed in
Exhibit I attached, were included in the total population which was subject to selection for testing in our examination.

In our opinion, management's assertion that Merrill Lynch Credit Corporation complied with the aforementioned minimum servicing standards and maintenance of adequate hazard insurance as required by investors as of and for the fiscal year ended December 26, 1997 is fairly stated, in all material respects.

This report is intended for the information and use of the Board of Directors and management of Merrill Lynch Credit Corporation and subsidiaries, and the Trustees for the mortgage pass-through certificates listed in Exhibit I.


February 23, 1998


     EXHIBIT I

MERRILL LYNCH CREDIT CORPORATION

DETAIL OF MORTGAGE PASS-THROUGH CERTIFICATES
UNDER POOLING AND SERVICING AGREEMENTS
DECEMBER 26, 1997
--------------------

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1991F, Class A-1 and A-2

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1992A, Class A-1 and A-2

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1992A, Class B

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1992C, Class A-1 and A-2

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1992C, Class B

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1992F, Class A-1, A-2 and A-3

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1992F, Class B

ML Home Equity Loan Asset Backed Certificates, Series 1992-1,
Class A and B

ML Home Equity Loan Asset Backed Certificates, Series 1993-1,
Class A and B

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1993B, Class A-1, A-2 and A-3

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1993B, Class B

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1993C, Class A-1, A-2, A-3 and A-4

MLCC Senior/Subordinate Mortgage Pass-Through Certificates,
Series 1993E, Class A-1, A-2, A-3, A-4, A-5 and A-6

MLCC Senior/Subordinate Mortgage Pass-Through Certificates,
Series 1993F, Class A-1, A-2, A-3, A-4, A-5 and A-6

MLCC Senior/Subordinate Mortgage Pass-Through Certificates,
Series 1993I, Class A-1, A-2, A-3, A-4, A-5 and A-6

MLCC Subordinate Mortgage Backed Certificates,
Series 1994A, Class A-1 and A-2

MLCC Senior/Subordinate Mortgage Pass-Through Certificates,
Series 1994A, Class A-1, A-2, A-3, A-4 and A-5

MLCC Senior/Subordinate Mortgage Pass-Through Certificates,
Series 1994F, Class A-1, A-2, A-3, M, A-4 and A-5

ML Home Equity Loan Asset Backed Certificates, Series 1994-1,
Class A-1 and A-2

MLCC Senior/Subordinate Mortgage Pass-Through Certificates,
Series 1994H, Class A-1, A-2, A-3, M, A-4 and A-5

MLCC Mortgage Investors, Inc., Senior/Subordinate Mortgage
Pass-Through Certificates, Series 1994A, Class A-1, A-2, A-3
M-1, A-4 and M-2

ML Home Equity Loan Pass-Through Certificates, Series 1994-2, Class A

MLCC Mortgage Investors, Inc., Senior/Subordinate Mortgage
Pass-Through Certificates, Series 1994B, Class A-1, A-2, A-3 and A-4

ML Home Equity Loan Pass-Through Certificates, Series 1995-1,
Class A-1 and A-2

MLCC Mortgage Investors, Inc., Senior/Subordinate Mortgage Pass-Through Certificates, Series 1995A, Class A-1, A-2, A-3, A-4, A-5 and A-6

ML Home Equity Loan Pass-Through Certificates, Series 1995-2, Class A

MLCC Mortgage Investors, Inc., Mortgage Loan Asset Backed Pass-Through Certificates, Series 1995B, Class A

MLCC Mortgage Investors, Inc., Subordinate Mortgage Backed Certificates, Series 1995-S1

MLCC Mortgage Investors, Inc., Mortgage Loan Asset Backed Pass-Through Certificates, Series 1996A, Class A

MLCC Mortgage Investors, Inc., Mortgage Loan Asset Backed Pass-Through Certificates, Series 1996B, Class A

MLCC Mortgage Investors, Inc., Mortgage Loan Asset Backed Pass-Through Certificates, Series 1996C, Class A

MLCC Mortgage Investors, Inc., ML Revolving Home Equity Loan
Asset Backed Certificates, Series 1996-1

MLCC Mortgage Investors, Inc., ML Revolving Home Equity Loan
Asset Backed Certificates, Series 1996-2

MLCC Mortgage Investors, Inc., Mortgage Loan Asset Backed Pass-Through Certificates, Series 1996D, Class A

MLCC Mortgage Investors, Inc., Mortgage Loan Asset Backed Pass-Through Certificates, Series 1997A, Class A

MLCC Mortgage Investors, Inc., ML Revolving Home Equity Loan

Asset Backed Certificates, Series 1997-1

MLCC Mortgage Investors, Inc., Mortgage Loan Asset Backed Pass-Through Certificates, Series 1997B, Class A


                                                                Merrill Lynch
                                                           Credit Corporation

                                                         Private Client Group

                                                    4802 Deer Lake Drive East
                                             Jacksonville, Florida 32246-6484
                                                                 800 452 3881


February 23, 1998


Deloitte & Touche LLP
2801 Independent Drive
Jacksonville, FL  32202

Ladies and Gentlemen:

As of and for the year ended December 26, 1997, Merrill Lynch Credit Corporation and subsidiaries (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for
                                 --------------------------------------
Mortgage Bankers and has maintained adequate hazard insurance as required
----------------
by investors. As of and for the same period, the Company had in effect fidelity bond and errors and omissions insurance coverage in the amounts of $325,000,000 and $11,000,000 respectively.



                                   /s/ Michael A. Johnston
                                   ------------------------------
                                   Michael A. Johnston
                                   Chairman/Chief Executive Officer



                                   /s/ Kevin M. O'Hanlon
                                   ------------------------------
                                   Kevin M. O'Hanlon
                                   President/Chief Operating Officer



                                   /s/ Francis X. Ervin, Jr.
                                   ------------------------------
                                   Francis X. Ervin, Jr.
                                   Senior Vice President/Chief
                                   Financial Officer



                                   /s/ Steven T. Hardy
                                   -------------------------
                                   Steven T. Hardy
                                   Vice President/Controller








                                  Exhibit 99.3
                                  ------------

                        INDEPENDENT AUDITORS' CONSENT


The Board of Directors
Ambac Assurance Corporation:

We consent to the incorporation by reference in the Form 10-K of MLCC Mortgage Investors, Inc. Series 1997-1 (the "Registrant), of our report dated January 29, 1998 on the consolidated financial statements of Ambac Assurance Corporation as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, which report appears in the Form 8-K of Ambac Financial Group, Inc., dated March 27, 1998.



New York, New York
March 27, 1998